Form 10-K
period 1999-12-31
GMAC MORTGAGE LOAN TRUST 1999-J2
filed 2004-02-09
CIK 1100982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[ x ] Annual reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 1999

or

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

Yes    X                 No
     -----                   -----

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

     Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 1999, the number of holders of record for each class of Certificates were as follows.

         Class A-1                 2
         Class A-2                 1
         Class A-3                 18
         Class A-4                 1
         Class A-5                 1
         Class A-6                 1
         Class A-7                 1
         Class B-1                 1
         Class B-2                 1
         Class B-3                 1
         Class B-4                 1
         Class B-5                 1
         Class B-6                 1
         Class PO                  1
         Class R                   1
         Class X                   1

         Total:                   34

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

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

Item 14. Control and Procedures.

         Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

     (a) Exhibits

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

          a) GMAC Mortgage Corporation.

     (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

          a) GMAC Mortgage Corporation.

     (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 1999.

          a) GMAC Mortgage Corporation.

     (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

     (b) On February 21, 2003 reports on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c) See (a) above.

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

                                     STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                   (Registrant)


                                     By:     /s/ Jeffrey Mayer
                                             ----------------------------------
                                     Name:   Jeffrey Mayer
                                     Title:  President

                                     Dated:  December 4, 2003

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A. as Trustee

Date: December 4, 2003



                                       By:       /s/ Jeffrey Mayer
                                                 ------------------------------
                                       Name:     Jeffrey Mayer
                                       Company:  Structured Asset Mortgage
                                                 Investments Inc.
                                       Title:    President