Form 10-K/A
period 2000-12-31
GMAC MORTGAGE LOAN TRUST 1999-J2
filed 2004-02-10
CIK 1100982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A



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

Yes    X                 No
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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 2000, the number of holders of record for each class of Certificates were as follows.

         Class A-1                          2
         Class A-2                          9
         Class A-3                          13
         Class A-4                          1
         Class A-5                          1
         Class A-6                          1
         Class A-7                          1
         Class B-1                          1
         Class B-2                          1
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6                          1
         Class PO                           1
         Class R                            1
         Class X                            1

         Total:                             37

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

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                  a) GMAC Mortgage Corporation.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

a)       GMAC Mortgage Corporation.

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2000.

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                                By:    /s/ Jeffrey Mayer
                                                   ---------------------------
                                                Name:   Jeffrey Mayer
                                                Title:  President

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